Form 10-K
period 2005-03-07
IMPAC CMB Trust Series 2004-10
filed 2005-04-15
CIK 1309994

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-117817-03

                 Impac CMB Trust Series 2004-10 (as Issuer under the
                    Indenture dated as November 24, 2004, providing
                   for the issuance Trust Certificates, Series 2004-10)
               (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0705301
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          1401 Dove Street
          Newport Beach, California                      92660
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (949) 475-3600

          Securities registered pursuant to Section 12(b) of the Act:
                                     none.

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Act).  Yes   No X

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2004.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31, 2004 the number of registered holders of all class of Certificates was 15.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable.

     ITEM 9B. Other Information

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Indenture governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2004, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 1-A-1
     $844,039,000
     100.0%

    CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 1-A-2
     $173,489,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 2-A
     $681,725,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-A-1
     $187,179,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-A-2
     $20,798,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 4-A-1
     $85,707,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 4-A-2
     $19,779,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-M-1
     $13,163,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-M-2
     $10,029,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-M-3
     $6,895,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-M-4
     $6,268,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 3-M-5
     $6.393,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 4-M-1
     $10,301,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 4-M-2
     $15,658,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-10
     CLASS 4-B
     $29,668,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.

               None.

     ITEM 14.  Principal Accountant Fees and Services

               NOT APPLICABLE.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statement:

             Exhibit 31   Section 302 Certification

             Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2004

             Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2004

             Exhibit 99.3 Management Assertion as to Compliance with the Minimum Servicing Standards for Year End December 31, 2004

             Monthly Remittance Statement to the Certificate holders dated as of December 27, 2004, and filed with the Securities and Exchange Commission on Form 8-K on January 03, 2005.

         (2) Not Applicable

         (3) Not Applicable

     (b) Not Applicable

     (c) Not Applicable

                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               By: Impac Funding Corporation,
                               as Master Servicer on behalf of the Registrant


                                      By: /s/:  Richard J. Johnson
                                      Name:     Richard J. Johnson
                                      Title:  Executive Vice President
                                              and Chief Financial Officer



     Date: April 14, 2005


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2004

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004

      99.3 Management Assertion as to Compliance with the Minimum
           Servicing Standards for Year End December 31, 2004

EXHIBIT 31

CERTIFICATION

I, Richard J. Johnson, certify that:

l.	I have reviewed this annual report on Form 10-K, and all
reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac CMB Trust Series 2004-10;

2.	Based on my knowledge, the information in these reports,
taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required
to be provided to the Indenture Trustee by the Master Servicer under the Servicing Agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by
the servicer under the servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.	The reports disclose all significant deficiencies relating
to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
GMAC Mortgage Corporation, as subservicer, Columbia Equities, Ltd., as subservicer, Harbourside Mortgage, as subservicer and Deutsche Bank National Trust Company, as indenture trustee.


Date: April 14, 2005

/s/:  Richard J. Johnson
Richard J. Johnson
Executive Vice President and Chief Financial Officer
Impac Funding Corporation

Exhibit 99.1

IMPAC FUNDING CORPORATION
1401 Dove Street
Newport Beach, California 92660

Toll Free 800/597/4101
www.impaccompanies.com

OFFICER'S CERTIFICATE


I, Mario R. Fegan, Jr., hereby certify that I am the Vice President, Master Servicing, of Impac Funding Corporation. I further certify, in accordance of the various Agreements, as applicable, related to each transaction listed on Schedule I attached hereto (each, an "Agreement"), as Master Servicer, the following:


1. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Agreement

2. To the best of my knowledge, based on such review, the Master
Servicer has fulfilled all its obligations under the Agreement for such year;

2. A review of the activities of each Subservicer during the Subservicer's most recently ended fiscal year on or prior to December 31, 2004 and its performance under its Subservicing Agreement; and

3. To the best of my knowledge, based on my review and the certification of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement and its Subservicing Agreement in all material respects throughout the year, or if there has been a default in performance of fulfillment of such duties, responsibilities or obligations, the nature and status of each default is attached hereto on Schedule II.

Date: 3/30/05

IMPAC FUNDING CORPORATION,
as Master Servicer

/s/: Mario R. Fegan, Jr
Name: Mario R. Fegan, Jr.
Title:  Vice President, Master Servicing

SCHEDULE I

Securitizations
IMPAC CMB 2002-1
IMPAC CMB 2002-2
IMPAC CMB 2002-3
IMPAC CMB 2002-4
IMPAC CMB 2002-5
IMPAC CMB 2002-6F
IMPAC CMB 2002-7
IMPAC CMB 2002-8
IMPAC CMB 2003-1
IMPAC CMB 2003-2
IMPAC CMB 2003-3
IMPAC CMB 2003-4
IMPAC CMB 2003-5
IMPAC CMB 2003-6
IMPAC CMB 2003-7
IMPAC CMB 2003-8
IMPAC CMB 2003-9F
IMPAC CMB 2004-1
IMPAC CMB 2004-10
IMPAC CMB 2004-3
IMPAC CMB 2004-4
IMPAC CMB 2004-5
IMPAC CMB 2004-7
IMPAC CMB 2004-8
IMPAC SAC 1998-F1
IMPAC SAC 1998-S3
IMPAC SAC 2000-3
IMPAC SAC 2000-4
IMPAC SAC 2000-5
IMPAC SAC 2001-1
IMPAC SAC 2001-3
IMPAC SAC 2001-4
IMPAC SAC 2001-5
IMPAC SAC 2001-6
IMPAC SAC 2001-7
IMPAC SAC 2001-8
IMPAC SAC 2002-1
IMPAC SAC 2002-2
IMPAC SAC 2002-3
IMPAC SAC 2003-1
IMPAC SAC 2003-2
IMPAC SAC 2003-3
IMPAC SAC 2004-1
IMPAC SAC 2004-2
PFCA HM EQTY INVMT TR 2002-IFC1
PFCA HM EQTY INVMT TR 2003-IFC4
PFCA HM EQTY INVMT TR 2003-IFC5
PFCA HOME EQUITY INVMT TR 2003-IFC3
PFCA HOME EQUITY INVESTMENT TRUST 2003-IFC6
PFCA HOME EQUITY INVESTMNT TRUST 2002-IFC2
SOUNDVIEW 2003-2

Schedule II

[ None ]

Exhibit 99.2

KPMG Company Logo here

KPMG LLP
355 South Grand Avenue
Suite 2000
Los Angeles, CA  90071-1568

Independent Accountants' Report

The Board of Directors
Impac Funding Corporation

We have examined management's assertion, included in the accompanying Management Assertion on Master Servicing, that, except for the noncompliance items described,Impac Funding Corporation complied with the requirements for Master Servicer as detailed in "Exhibit A - Master Servicing Requirements" ("specific requirements"), attached to management's assertion, as of and for the year ended December 31, 2004. Management is responsible for Impac Funding Corporation's compliance with those requirements. Our responsibility is to express an opinion on Impac Funding Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Impac Funding Corporation's compliance with the specified requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Impac Funding Corporation's compliance with the specified requirements, and therefore do not express an opinion thereon.

Impac Funding Corporation used sub-servicing organizations to perform certain of the servicing obligations included in the specified requirements. We did not examine the sub-servicers compliance with the specified requirements.

Our examination disclosed the following material noncompliance with the specified Requirements applicable to Impac Funding Corporation during the year ended December 31, 2004.

     The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Master Servcier's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as specified by requirement 2(b) of Exhibit A.

     Certain sub-servicers of the Master Servicer, are allowed 2 business days to deposit payments into the custodial account rather than 1 business day as specified by requirement 5 of Exhibit A.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member Firm of KPMG International, a Swiss cooperative.

KPMG Company Logo here

     Sub-servicer officer's certifications and the independent accountant's attestation report for five sub-servicers, American Homes, Finance America, Decision One, The Mortgage Store and Encore were not available as specified by requirement 15 of Exhibit A.

     The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered. The Master Servicer and the Indenture Trustee agreed that a monthly summary report is more operationally effective.

     The Master Servicer did not make available the sub-servicing agreement Between the Master Servicer and Finance America and Encore, the Master Servicer's sub-servicer, as specified by requirement 1 of Exhibit A.

     The Master Servicer's custodial bank reconciliations contained reconciling items greater than 90 days for two accounts.

     The existence of a fidelity bond and errors and omission insurance policy was unable to be determined for five sub-servicers, as specified by requirement 9 of Exhibit A.

In our opinion, except for the material noncompliance described in the third paragraph, Impac Funding Corporation complied, in all material respects, with the specified requirements as of and for the year ended December 31, 2004.

This report is solely for the information and use of Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, N.A. and is not intended to be and should not be used by anyone other than these specified parties.

/s/:  KPMG LLP

April 8, 2005

Exhibit 99.3


MANAGEMENT ASSERTION ON MASTER SERVICING


As of and for the year ended December 31, 2004, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in the attached Exhibit A - Master Servicing Requirements relating to the pooling and servicing agreements related to the securities included in the attachment (Exhibit B - List of Securities) to this letter, except as noted below:

The Master Servicer does not assert that the sub-servicers are in compliance with the requirements of Exhibit A, except that the sub-servicers' agreements comply with the requirements of the Master Servicing Requirements, except as noted below.

          The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as specified by requirement 2(b).

          Certain sub-servicers of the Master Servicer, are allowed 2 business days to deposit payments into the custodial account rather than 1 business day specified by requirement 5.

          Sub-servicer officer's certifications and the independent accountant's attestation report for five sub-servicers, American Homes, Finance America, Decision One, The Mortgage Store and Encore were not available as specified by requirement 15.

          The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered. The Master Servicer and the Indenture Trustee agreed that a monthly summary report is more operationally effective.

          The Master Servicer did not make available sub-servicing agreement between the Master Servicer and Finance America and Encore, the Master Servicer's sub-servicer, as specified by requirement 1.

          The Master Servicer's custodial account bank reconciliations contained reconciling items greater than 90 days for two accounts.

          The existence of a fidelity bond and errors and omission insurance policy was unable to be determined for five sub-servicers as specified by requirement 9.


IMPAC FUNDING CORPORATION

April 8, 2005




/s/:  Richard Johnson
Richard Johnson
Chief Financial Officer



/s/:  Mohammad Younus
Mohammad Younus
Senior Vice President Default Management


/s/:  Mario R. Fegan
Mario R. Fegan
Vice President Master Servicing

Exhibit A
Master Servicing Requirements


1 The Master Servicer has entered into sub-servicing agreements with sub-servicer for the servicing and administration of the mortgage loans.

2 The Master Servicer collects or causes to be collected, payments under the terms of the mortgage note. The Master Servicer or related sub-servicer may:

a Waive or permit to be waived, any late payment charge, prepayment penalty, assumption fee, or any penalty interest
b Suspend or reduce, or permit to be suspended or reduced, regular monthly payments for a period of up to six-months, provided that monthly payments may not be suspended during the twelve months prior to final maturity.

3 The Master Servicer shall within five days of determining that all amounts which it expects to recover from a mortgage loan have been recovered, provide to the Indenture Trustee a certificate of an Officer that such mortgage loan has become a Liquidated mortgage loan.

4 The Master Servicer shall establish a segregated account in the name of the Indenture Trustee into which payments collected on the mortgage notes are deposited within one business day.

5 Each subservicer shall remit to the Master Servicer all scheduled or expected collections on the mortgage loans no later than the eighteenth
(18th) day of each month.

6 The Master Servicer may withdraw from the Collection Account amounts on deposit that are attributable to the mortgage loans for the following purposes:

a To deposit by the third business day prior to each payment date, the funds required to be distributed to the investors b To pay to itself, or reimburse itself or any sub-servicer for any allowable advances or expenses

7 The Master Servicer shall establish and maintain, or cause a sub-servicer to establish and maintain, a servicing account held in trust for the Indenture Trustee, into which collections from mortgagors for the payment of the taxes, assessments and insurance premiums shall be deposited.

8 Master Servicer shall maintain and keep, or cause each sub-servicer to maintain and keep, with respect to each mortgage loan, Hazard Insurance.

9 The Master Servicer shall obtain and maintain and shall cause each sub-servicer to obtain and maintain a fidelity bond and an errors and omissions insurance policy.

10 The Master Servicer shall provide to the Indenture Trustee on an annual basis an Officer's Certificate containing a Statement of Compliance with the applicable Servicing Agreement.

11 The Master Servicer shall cause the sub-servicer to file reports on interest received, foreclosures, abandonment and information related to cancellation of indebtedness in accordance with applicable state and federal income tax laws.

12 On each payment date, the Master Servicer shall deliver to the Indenture Trustee, a Remittance Report, which shall include an Officer Certification and a calculation of Realized Losses that occurred.

13 The Master Servicer shall advance and deposit in the custodial account, the shortfall between any mortgage payment that was due and is delinquent, and the scheduled mortgage payment expected to be collected from the mortgagor.

14 The Master Servicer deposits in the Collection Account an amount equal to the compensating interest.

15 The Master Servicer shall obtain from the sub-servicer:

a An annual statement of compliance (certification) stipulating that such sub-servicer has performed and fulfilled its duties, responsibilities, and obligations under the pooling and servicing agreement and its sub-servicing agreement.
b An independent certified public accountant's attestation report on whether such sub-servicer has complied with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers (USAP)

Exhibit B
List of Securities

IMPAC CMB 2002-1
IMPAC CMB 2002-2
IMPAC CMB 2002-3
IMPAC CMB 2002-4F
IMPAC CMB 2002-5
IMPAC CMB 2002-6F
IMPAC CMB 2002-7
IMPAC CMB 2002-8
IMPAC CMB 2002-9
IMPAC CMB 2003-1
IMPAC CMB 2003-10
IMPAC CMB 2003-11
IMPAC CMB 2003-12
IMPAC CMB 2003-2
IMPAC CMB 2003-3
IMPAC CMB 2003-4
IMPAC CMB 2003-5
IMPAC CMB 2003-6
IMPAC CMB 2003-7
IMPAC CMB 2003-8
IMPAC CMB 2003-9F
IMPAC CMB 2004-1
IMPAC CMB 2004-10
IMPAC CMB 2004-11
IMPAC CMB 2004-2
IMPAC CMB 2004-3
IMPAC CMB 2004-4
IMPAC CMB 2004-5
IMPAC CMB 2004-6
IMPAC CMB 2004-7
IMPAC CMB 2004-8
IMPAC CMB 2004-9
IMPAC SAC 1998-F1
IMPAC SAC 1998-S3
IMPAC SAC 2000-3
IMPAC SAC 2000-4
IMPAC SAC 2000-5
IMPAC SAC 2001-1
IMPAC SAC 2001-2
IMPAC SAC 2001-3
IMPAC SAC 2001-4
IMPAC SAC 2001-5
IMPAC SAC 2001-6
IMPAC SAC 2001-7
IMPAC SAC 2001-8
IMPAC SAC 2002-1
IMPAC SAC 2002-2
IMPAC SAC 2002-3
IMPAC SAC 2003-1
IMPAC SAC 2003-2
IMPAC SAC 2003-3
IMPAC SAC 2004-1
IMPAC SAC 2004-2
IMPAC SAC 2004-3
IMPAC SAC 2004-4
LEHMAN BROTHERS BANK 9/1/1999
PFCA HOME EQUITY INVESMENT TRUST 2002-IFC1
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC3
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC4
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC5
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC6
PFCA HOME EQUITY INVESTMNT TRUST 2002-IFC2
SOUNDVIEW HOME LOAN TRUST 2003-2
SOUNDVIEW HOME LOAN TRUST 2004-1
WELLS FARGO WHOLE LOAN